Form 10QSB
period 2007-07-31
AMBERMAX II CORP
filed 2007-09-18
CIK 1375159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: July 31, 2007	Commission File Number 000-52448

AMBERMAX II CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	22-3936743
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes _X_              No___

Number of shares of common stock outstanding as of July 31, 2007: 1,125,000 shares

Transitional Small Business Format:  Yes ___              No_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes _X_              No___

AMBERMAX II CORPORATION
(A Development Stage Company)

 AMBERMAX II CORPORATION
(A Development Stage Company)
Balance Sheet
(Unaudited)

July 31,
2007
Assets
Cash	$6,733

Liabilities and Shareholders’ Equity
Liabilities:	$—

Shareholders’ equity (Notes 1 and 3):
Common stock, no par value; 20,000,000 shares authorized,
1,125,000 shares issued and outstanding	13,800
Additional paid-in capital	1,300
Deficit accumulated during development stage	(8,367)
Total shareholder’s equity	6,733

Total liabilities and shareholder’s equity	$6,733

See accompanying notes to condensed financial statements

 AMBERMAX II CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					June 19,
					2006
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	July 31,		July 31,		July 31,
	2007	2006	2007	2006	2007
Operating expenses:
Professional fees	$645	$—	$4,437	$—	$4,437
Contributed rent, related party (Note 3)	300	—	900	—	1,300
General and administrative	376	—	1,755	—	2,630
Total operating expenses	1,321	—	7,092	—	8,367

Net loss	$(1,321)	$—	$(7,092)	$—	$(8,367)

Basic and diluted loss per share	$(0.00)	$-	$(0.01)	$-

Basic and diluted weighted average
common shares outstanding	1,125,000	1,125,000	1,125,000	1,125,000

See accompanying notes to condensed financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Balance at June 19, 2006 (inception)
(Note 1)	—	$—	$—	$—
Common stock issued for Organizational
Costs	800,000	800	—	—

Common stock issued for cash at
$0 04 per share	325,000	13,000	—	—

Office space contributed by an officer (Note 3)	—	—	400	—

Net loss, period ended October 31, 2006	—	—	—	(1,275)

Balance at October 31, 2006	1,125,000	13,800	400	(1,275)

Office space contributed by an officer (Note 3)
(unaudited)	—	—	900	—

Net loss, nine months ended July 31, 2007
(unaudited)	—	—	—	(7,092)

Balance at July 31, 2007 (unaudited)	1,125,000	$13,800	$1,300	$(8,367)

See accompanying notes to condensed financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			June 19,
			2006
			(Inception)
	For The Nine Months Ended		Through
	July 31,		July 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(7,092)	$—	(8,367)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed rent (Note 3)	900	—	1,300
Common stock issued for services	—	—	800
Changes in operating assets and liabilities:
Increase in Accounts payable	—	—	—
Net cash used in
operating activities	(6,192)	—	(6,267)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Proceeds from common stock sales	—	9,000	13,000
Net cash provided by
financing activities	—	9,000	13,000

Net change in cash	(6,192)	9,000	6,733

Cash, beginning of period	12,925	—	—

Cash, end of period	$6,733	$9,000	6,733

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
July 31, 2007

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the nine months ended July 31, 2007 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2007, the Company has devoted substantially all of its efforts to financial planning and raising capital.

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
July 31, 2007

Note 3:  Related Party Transactions

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

AMBERMAX II CORPORATION

Date September 18, 2007	By:	/s/ James B. Wiegand
James B. Wiegand President