Form 10KSB
period 2007-10-31
AMBERMAX II CORP
filed 2007-12-14
CIK 1375159

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal year ended October 31, 2007

Commission file number: 000-52448

[  ]              TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF1934

AMBERMAX II CORPORATION
(Name of small business issuer in its charter)

COLORADO
(State or Other Jurisdiction of Incorporation or Organization)

 22-3936743
 (I.R.S. Employer Identification No.)

16200 WCR 18E, Loveland, Colorado	80537
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number: 970-635-0346

Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act:
Common Stock, No Par Value
(Title of Class)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]        No

Check if there is no disclosure of delinquent  filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure  will be contained,  to the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this Form  10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: None.

The  aggregate  market value of the voting stock held by  non-affiliates (325,000 shares of no par value Common  Stock) was $0 as of October 31, 2007.  The stock price for  computation  purposes  was  $-0-,  based on the fact  that  there is presently no Market for the Company's securities.  This value is not intended to be a  representation  as to the  value or worth of the Registrant's  shares  of Common Stock. The number of shares of  non-affiliates of the Registrant has been calculated by subtracting  shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares  outstanding  of the  Registrant's  Common  Stock as of the latest practicable date, November 30, 2007 was 1,125,000 shares.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I

The matters  addressed in this report on Form 10-KSB,  with the exception of the historical information presented,  contain forward-looking  statements involving risks and  uncertainties.  The Company's actual results could differ  materially from  those  anticipated  in these  forward-looking  statements  as a result  of certain  factors,  including  those  factors  set  forth in the  Description  of Business section (Item 1) and elsewhere in this report.

Item 1. DESCRIPTION OF BUSINESS

(a)  History of the Company
Ambermax II Corporation (the Company or the “Registrant”), was incorporated on June 19, 2006 under the laws of the State of Colorado to engage in any lawful corporate undertaking, including selected mergers and acquisitions. Our principal business address is 16200 WCR 18E,  Loveland,  Colorado 80537. Our phone number is 970-635-0346 The Company has been in the developmental stage since inception and has no operations to date; its only activity has been issuing shares to its original shareholders. We remained inactive through November 30, 2007.

Our only activity to date has been to attempt to locate and  negotiate  with a business entity for the merger of that target company into our Company.

(b)  Current Operations

Our current  operations  consist  solely  of  seeking  merger  or  acquisition candidates.

We will attempt to locate and negotiate with a business entity for the merger of that target company into the Company or a wholly owned subsidiary of the Company formed for the purpose of such a merger. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute  assets to the Company  rather than merge.  No assurances can be given that the Company will be  successful in locating or  negotiating  a  transaction  with any target company.

We have attempted to provide a method for a foreign or domestic private company to become a reporting  ("public")  company  whose  securities  are qualified for trading in the United States secondary market.

We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities.  These benefits are commonly thought to include the following:

*    the ability to use registered securities to acquire assets or businesses;

*     increased visibility in the marketplace;

*    ease of borrowing from financial institutions;

*    improved stock trading efficiency;

*    shareholder liquidity;

*    greater ease in subsequently raising capital;

*    compensation of key employees through stock options;

*    enhanced corporate image;

*    a presence in the United States capital market.

Target companies  interested  in a business  combination  with the  Company may include the following:

*    a company for whom a primary  purpose of becoming  public is the use of its securities for the acquisition of other assets or businesses;

*    a company which is unable to find an  underwriter  of its  securities or is unable to find an underwriter of securities on terms acceptable to it;

*    a company  which  desires to become public with less dilution of its common stock than would occur upon an underwriting;

*    a company which believes that it will be able to obtain investment  capital on more favorable terms after it has become public;

*    a foreign  company  which may wish an initial  entry into the United States securities market;

*    a special situation  company,  such as a company seeking a public market to satisfy  redemption  requirements  under a qualified  Employee Stock Option Plan;

*    a company seeking one or more of the other mentioned  perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company,  and the election by the target  business of its own  management and board of directors.

The proposed business activities  described  herein  classify the Company as a "blank check"  company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. At the present time, there is no market for the Company's securities.

(c) Risks Related to the Plan of Operation

The Company's  business  is subject to numerous  risk  factors,  including  the following:

WE HAVE NO RECENT OPERATING HISTORY, NO OPERATING REVENUES, AND WE HAVE MINIMAL ASSETS. The Company has had no operations nor any revenues or earnings from operations. The Company has only limited assets and financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company.  There is no assurance that the Company can identify such a target company and consummate such a business combination.

THE SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS.  The success of the Company's proposed  plan of  operation  will depend to a great  extent on the  operations, financial  condition and  management of the  identified  target  company.  While management   intends to  seek  business   combinations   with  entities  having established operating histories, there can be no assurance that the Company will be successful in locating  candidates  meeting such  criteria.  In the event the Company completes a business combination the success of the Company's operations may be dependent upon the management, operations, and financial condition of the target company, and numerous other factors beyond the Company's control.

THERE  IS  A  SCARCITY  OF  AND  COMPETITION  FOR  BUSINESS   OPPORTUNITIES  AND COMBINATIONS.   The Company is and  will  continue  to  be  an  insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company will be at a competitive disadvantage in identifying  possible  business  opportunities  and successfully completing a business combination.

WE HAVE NO AGREEMENT  FOR ANY BUSINESS  COMBINATION  OR OTHER TRANSACTION.  The Company has no arrangement,  agreement or understanding with respect to engaging in a merger with or acquisition of a business entity.  There can be no assurance the Company will be successful in identifying and evaluating  suitable  business opportunities  or in  concluding  a  business  combination.  Management  has not identified any particular  industry or specific  business within an industry for evaluation  by the Company.  There is no  assurance  the Company will be able to negotiate a business  combination on terms favorable to the Company. The Company has not established a specific length of operating  history or a specified level of earnings,  assets, net worth or other criteria which it will require a target business  opportunity to have achieved to consider a business  combination  with it.  Accordingly,  the  Company  may enter  into a business  combination  with a business entity having no significant operating history,  losses,  limited or no potential for earnings,  limited  assets,  negative net worth or other  negative characteristics.

OUR MANAGEMENT HAS ONLY A LIMITED TIME COMMITMENT TO THE COMPANY.  Our  resident has several  business  interests and will devote a limited amount of his time to the  Company's  business.  While seeking a business  combination,  our president anticipates  devoting up to ten hours per month to the  business of the Company. The Company's president has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable  future.  We have not  obtained  key man life  insurance  on our  president.  Notwithstanding  the combined  limited  experience and time commitment of our president,  loss of the services of this individual would adversely affect  development of the Company's business and its likelihood of continuing operations.

OUR SOLE OFFICER AND DIRECTOR MAY HAVE  CONFLICTS OF INTEREST  WITH THE BUSINESS OF OUR COMPANY.  The Company's sole officer and director  participates  in other business ventures which may result in conflicts of interest and non- arms length transactions  arising in the  future.  Management  has adopted a policy that the Company will not seek a merger with, or acquisition  of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

BEING A REPORTING COMPANY COMPLICATES AND COULD DELAY AN ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE HAVE A LACK OF MARKET RESEARCH AND NO MARKETING ORGANIZATION. We have neither conducted,  nor have others made  available  to us,  results of market  research indicating  that market demand exists for the  transactions  contemplated by the Company.  Moreover, the Company does not have, and does not plan to establish, a marketing  organization.  Even in the event demand is identified for the type of merger or  acquisition  contemplated  by the Company,  there is no assurance the Company will be successful in completing any such business combination.

CERTAIN  REGULATIONS MAY APPLY TO OUR  OPERATIONS.  Although the Company will be subject to regulation  under the Exchange Act,  management  believes the Company will not be subject to  regulation  under the  Investment  Company  Act of 1940, insofar as the  Company  will not be engaged in the  business  of  investing  or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment  interests in a number of entities,  the  Company  could be subject  to  regulation  under the  Investment Company Act of 1940. In such event, the Company would be required to register as an investment  company and could be expected to incur  significant  registration and  compliance  costs.  We have not  obtained a formal  determination  from the Securities  and Exchange  Commission  as to the status of the Company  under the Investment  Company Act of 1940. If we inadvertently  violate such Act, we could be subjected to material adverse consequences.

THERE WILL BE A CHANGE IN  MANAGEMENT.  A  business  combination  involving  the issuance of the  Company's  common  stock  will,  in all  likelihood,  result in shareholders  of a  target  company  obtaining  a  controlling  interest  in the Company.  Any such business  combination  may require our  Management to sell or transfer all or a portion of the  Company's  common  stock held by them,  and to resign as directors and officers of the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of  the  Company  and  a  corresponding  reduction  in  or  elimination  of  his participation in the future affairs of the Company.

THE  PLAN  OF  OPERATION  PROVIDES  FOR  SUBSTANTIAL  DILUTION  TO OUR  EXISTING SHAREHOLDERS  AS A RESULT OF A MERGER.  Our plan of  operation  is based  upon a business  combination  with a business  entity which,  in all  likelihood,  will result in the  Company  issuing  securities  to  shareholders  of such  business entity.  The issuance of previously  authorized and unissued common stock of the Company would result in a reduction in percentage of shares owned by the present shareholders  of the Company and would most likely result in a change in control or management of the Company.

WE MAY NOT BE ABLE TO ENGAGE IN A TAX FREE  ACQUISITION.  We intend to structure any  business   combination  so  as  to  minimize  the  federal  and  state  tax consequences to both the Company and the target entity. However, there can be no assurance that such a business combination will meet the statutory  requirements of a tax-free  reorganization  or that the  parties  will  obtain  the  intended tax-free  treatment  upon a  transfer  of stock  or  assets.  A non-  qualifying reorganization  could result in the  imposition  of both federal and state taxes which may have an adverse effect on the parties to the transaction and therefore the transaction itself.

THE  REQUIREMENT  OF  AUDITED  FINANCIAL   STATEMENTS  MAY  DISQUALIFY  BUSINESS OPPORTUNITIES.  Management  of the Company will require any  potential  business combination  entity  to  provide  audited  financial  statements.  One  or  more attractive  prospects  may  choose  to  forego  the  possibility  of a  business combination  with the Company  rather than incur the  expenses  associated  with preparing audited financial statements.

Such audited financial statements may not be immediately available. In such case, the Company intends to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement will be provided after closing of such a transaction. Closing documents relative thereto will include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

(d) Plan of Operation

We intend  to merge  with or  acquire a  business  entity  in  exchange  for our securities.  We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition.
We  anticipate  seeking  out  a  target  business  through  solicitation.   Such solicitation  may include  newspaper  or magazine  advertisements,  mailings and other  distributions  to  law  firms,   accounting  firms,  investment  bankers, financial  advisors and similar  persons,  the use of one or more World Wide Web sites and similar  methods.  No estimate can be made as to the number of persons who will be contacted or solicited.  Such persons will have no  relationship  to management.

We have no full time employees. The Company's president has agreed to allocate a portion  of his time to the  activities  of the  Company  as a  consultant.  The president  anticipates  that the business plan of the Company can be implemented by his devoting  approximately 10 hours per month to the business affairs of the Company and,  consequently,  conflicts of interest may arise with respect to the limited time commitment by such officer.

The Company's  president is currently involved with other companies which have a business  purpose  similar to that of the  Company.  A conflict may arise in the event that another  blank check  company with which  management is affiliated is formed and actively seeks a target business.  Management anticipates that target businesses  will be located for the Company and other blank check  companies  in chronological  order of the date of formation of such blank check companies.  It may be that a target  business may be more  suitable for or may prefer a certain blank  check  company  formed  after  the  Company.  In such  case,  a  business combination  might be  negotiated  on behalf of the more  suitable or  preferred blank check company regardless of date of formation.

The  Articles  of  Incorporation  of the  Company  provide  that the Company may indemnify  officers and/or directors of the Company for  liabilities,  which can include liabilities arising under the securities laws. Therefore,  assets of the Company  could be used or attached to satisfy  any  liabilities  subject to such indemnification.

Our plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived  advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business,  industry, or geographical  location and the Company may participate in a business  venture of virtually any kind or nature.  This  discussion of the proposed  business is not meant to be  restrictive  of the  Company's  virtually  unlimited  discretion to search for and enter into potential business opportunities.
We may seek a business  opportunity with entities which have recently  commenced operations,  or which wish to utilize the public  marketplace  in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The

Company may acquire assets and establish  wholly-owned  subsidiaries  in various businesses or acquire existing businesses as subsidiaries.

We  anticipate  that  the  selection  of a  business  opportunity  in  which  to participate  will be  complex  and  extremely  risky.  Due to  general  economic conditions,  rapid  technological  advances  being made in some  industries  and shortages  of available  capital,  management  believes  that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  Such perceived  benefits may include  facilitating  or  improving  the terms on which additional  equity  financing may be sought,  providing  liquidity for incentive stock options or similar benefits to key employees,  and providing liquidity for shareholders and other factors.  Business opportunities may be available in many different  industries  and at various stages of  development,  all of which will make  the  task of  comparative  investigation  and  analysis  of such  business opportunities difficult and complex.

The Company has, and will continue to have,  only limited  capital with which to provide  the owners of  business  opportunities  with any cash or other  assets. However,  we believe the  Company  will be able to offer  owners of  acquisition candidates  the  opportunity  to acquire a controlling  ownership  interest in a publicly  registered  company  without  incurring  the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of  statistical  data to support  the  perceived  benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's president who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with all certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

We will in all likelihood not be experienced in matters relating to the business of a target  company,  and  management  will  rely  upon its own  experience  in accomplishing the business purposes of the Company. Therefore, it is anticipated that outside  consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

The Company will not restrict its search to any specific  kind of firm,  but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence.  The acquired  business may need to seek additional  capital,  may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.  However, the Company does not intend to obtain  additional  funds to finance  the  operation  of any  acquired  business opportunity  until such time as the Company  has  successfully  consummated  the merger or acquisition transaction.

MANNER OF ACQUISITION

In implementing a structure for a particular business  acquisition,  the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing  agreement with another entity. We also may acquire stock or assets of an existing  business.  On the consummation of a transaction it is probable that the present  Management  and  shareholders  of the Company  will no longer be in control of the Company. In addition,  the Company's  president and director,  as part of the terms of the  acquisition  transaction,  likely  will be required to resign and be replaced by one or more new officers and directors  without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some  circumstances,  however, as a negotiated element of a  transaction,  the  Company  may  agree to  register  all or a part of such securities  immediately  after the  transaction  is  consummated or at specified times  thereafter.  If  such  registration  occurs,  of  which  there  can be no assurance,  it will be undertaken by the surviving  entity after the Company has entered  into an  agreement  for a business  combination  or has  consummated  a business  combination  and the  Company is no longer  considered  a blank  check company.  Until  such time as this  occurs,  the  Company  will not  attempt  to register  any  additional  securities.  The issuance of  substantial  additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on that market.

While the actual  terms of a  transaction  to which the  Company  may be a party cannot  be  predicted,  it may be  expected  that the  parties  to the  business transaction  will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free"  reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's president who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with all certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

The  Company  will  participate  in  a  business   opportunity  only  after  the negotiation and execution of appropriate agreements.  Although the terms of such agreements  cannot be predicted,  generally such agreements will require certain representations  and  warranties of the parties  thereto,  will specify  certain events of default,  will detail the terms of closing  and the  conditions  which must be satisfied by the parties prior to and after such  closing,  will outline the manner of bearing  costs,  including  costs  associated  with the  Company's attorneys and accountants, and will include miscellaneous other terms.

We are presently  subject to all of the reporting  requirements  included in the Exchange Act. Included in these  requirements is the duty of the Company to file audited  financial  statements  as part of its  Form  8-K to be  filed  with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's  audited  financial  statements  included in its annual report  on Form 10-K (or  10-KSB,  as  applicable).  If such  audited  financial statements are not available at closing, or within time parameters  necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial  statements provided do not conform to the representations made by the target company,  the closing documents may provide that the proposed transaction will be voidable at the discretion of the present  management of the Company.

COMPETITION

The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's president who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with all certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

Item 2. DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently occupies offices in the home of an officer and director at a month-to-month rental cost of $100 per month. Mr. Wiegand has agreed to contribute the rental value of this office space and to continue this arrangement until the Company completes an acquisition or merger.

The Company has no present plans to acquire any assets or make any investments prior to completing a business combination.

Item 3. LEGAL PROCEEDINGS

No legal  proceedings  to which the Company is a party were  pending  during the reporting  period,  and the Company knows of no legal  proceedings of a material nature,  pending or threatened,  or judgments  entered against the sole director and officer of the Company in his capacity as such.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The  Company  did not submit any matter to a vote of  security  holders  through solicitation of proxies or otherwise during the reporting period.

PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Principal Market or Markets. The Company's stock has not traded and, at the present time, it has no trading symbol.

(b)  Approximate  Number of  Holders of Common  Stock.  The number of holders of record of the Company's Common Stock as of October 2007 was approximately 37.

(c)  Dividends.  Holders of common stock are entitled to receive such  dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company  during the periods  reported  herein nor does the Company anticipate paying dividends in the foreseeable future.

(d)  Recent Sales of Unregistered Securities. NOT APPLICABLE

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain  statements  contained  in this annual  report on Form 10-KSB  including without limitation,  statements containing the words "believes,"  "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements."  You  should  not place  undue  reliance  on these  forward-looking statements. Our actual results and the structure of transactions which may occur in  the  future  could  differ   materially   from  those   described  in  these forward-looking  statements for many reasons,  including  those set forth in the risk factors included herein and for other reasons  including the demands of the specific  business  entity  with  which  the  company  may  elect to engage in a transaction.

Plan of Operation

See Part I, Item 1., "Description of Business-Plan of Operation."

Liquidity and Capital Resources

At October 31, 2007, the Company's  fiscal year end, the Company had cash and cash equivalents  of $5,401,  reflecting  a decrease in cash of $7,524 from October 31, 2006. While the Company has no foreseeable capital commitments,  it also has no present  expectations of generating any cash flow from operations  until such time  as  it  may  successfully   complete  the  acquisition  of  the  business, operations, or assets of an operating entity.

At present time, Management has plans to raise  additional  funds through the issuance of equity and subject to the success of Management’s plan, we believe  that our current  cash and  equivalents, supplemented with cash from sale of shares,  will satisfy our  expected working capital requirements through fiscal 2008.

Item 7. FINANCIAL STATEMENTS

The report of the independent  auditors on the financial  statements  appears at Page 11 and the financial statements and their accompanying footnotes appear at Pages 12 through 17 hereof.  These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

AMBERMAX II CORPORATION
(A DEVELOPMENT STAGE COMPANY)

 FINANCIAL STATEMENTS

OCTOBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ambermax II Corporation
(a development stage company)
Loveland, Colorado

We have audited the accompanying balance sheet of Ambermax II Corporation (a development stage company) as of October 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended October 31, 2007 and 2006, and from inception on June 19, 2006 through October 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ambermax II Corporation (a development stage company) as of October 31, 2007, and the results of its operations and its cash flows for the years ended October 31, 2007 and 2006, and from inception on June 19, 2006 through October 31, 2007 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
December 13, 2007

AMBERMAX II CORPORATION
(A Development Stage Company)
Balance Sheet

October 31,
2007
Assets
Cash	$5,401

Liabilities and Shareholders’ Equity
Liabilities:	$—

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized,
1,125,000 shares issued and outstanding	13,800
Additional paid-in capital	1,600
Deficit accumulated during development stage	(9,999)
Total shareholder’s equity	5,401

Total liabilities and shareholder’s equity	$5,401

See accompanying notes to the financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)
Statements of Operations

			June 19,
			2006
			(Inception)
	For the Year Ended		Through
	October 31,		October 31,
	2007	2006	2007

Revenue	$—	$—	$—

Operating expenses:
Professional fees	5,229	—	5,229
Contributed services, related party (Note 2)	1,200	—	1,200
General and administrative	2,295	1,275	3,570

Total operating expenses	8,724	1,275	9,999

Net loss	(8,724)	(1,275)	(9,999)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,125,000	1,125,000

See accompanying notes to the financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Balance at June 19, 2006 (inception)
(Note 1)	—	$—	$—	$—
Common stock issued for Organizational
Costs	800,000	800	—	—

Common stock issued for cash at
$0.04 per share	325,000	13,000	—	—

Office space contributed by an officer	—	—	400	—

Net loss, year ended October 31, 2006	—	—	—	(1,275)

Balance at October 31, 2006	1,125,000	13,800	400	(1,275)

Office space contributed by an officer	—	—	1,200	—

Net loss, year ended October 31, 2007	—	—	—	(8,724)

Balance at October 31, 2007	1,125,000	$13,800	$1,600	$(9,999)

See accompanying notes to the financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			June 19,
			2006
			(Inception)
	For The Year Ended		Through
	October 31,		October 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(8,724)	$(1,275)	(9,999)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed rent (Note 2)	1,200	400	1,600
Common stock issued for services	—	800	800
Changes in operating assets and liabilities:
Net cash used in
operating activities	(7,524)	(75)	(7,599)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Proceeds from common stock sales	—	13,000	13,000
Net cash provided by
financing activities	—	13,000	13,000

Net change in cash	(7,524)	12,925	5,401

Cash, beginning of period	12,925	—	—

Cash, end of period	$5,401	$12,925	5,401

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON-CASH FINANCING
Common stock issued for services	$—	$800	$800

See accompanying notes to the financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Ambermax II Corporation (the “Company”) was initially incorporated on June 19, 2006 in the State of Colorado.  On June 19, 2006, the Company authorized 800,000 shares of its no par common stock to be issued to an officer and director as payment for $800 in fees and expenses incurred as part of organizing the Company.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 and is considered a “shell” or “blank check” company. The Company has been in the development stage since inception and has no revenue-producing operations to date. The Company’s business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

b.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected an October 31 year-end.

d.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

e.  Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

AMBERMAX II CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of October 2007 and 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	$3,600	$185

Valuation allowance	(3,600)	(185)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended October 31, 2007 and 2006 due to the following:

	2007	2006
Book Income	$(3,402)	$(500)
Contributed Services	240	315

Valuation allowance	3,402	185
	$-	$-

At October 31, 2007, the Company had net operating loss carryforwards of approximately $9,200 that may be offset against future taxable income from the year 2008 through 2028.  No tax benefit has been reported in the October 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

AMBERMAX II CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At October 31, 2007 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

g.  Newly Adopted Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) that became effective for the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

AMBERMAX II CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           g.  Newly Adopted Accounting Pronouncements  (continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company’s evaluation and analysis, FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have an impact on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements and impact of FAS 157 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

Also in September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132- R” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end

AMBERMAX II CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

g.  Newly Adopted Accounting Pronouncements (continued)

statement of financial position . This statement is effective for the Company as of December 31, 2006, but did not have an impact on the Company’s consolidated financial statements as the Company does not sponsor a defined benefit pension or postretirement plan.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

h.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
NOTE 2 -   RELATED PARTY TRANSACTIONS

The Company’s president and sole director contributed office space to the Company for the period presented in the accompanying financial statements. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as Operating Expense with a corresponding credit to Additional paid-in capital.

NOTE 3 -    GOING CONCERN

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

Item 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

The  Company  did  not  have  any  disagreements  on  accounting  and  financial disclosures with its present accounting firm during the reporting period.

Item 8A. CONTROLS AND PROCEDURES

(a)  Evaluation  of  disclosure  controls and  procedures.  Our Chief  Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our  disclosure  controls and  procedures (as such term is defined in Rules 13a-15 and 15d-15 under the  Securities  Exchange  Act of 1934,  as amended (the  "Exchange  Act")) as of the end of the period  covered by this annual report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded  that, as of the Evaluation  Date,  our  disclosure  controls and procedures  are  effective  in alerting  him on a timely  basis to material information relating to our Company (including our consolidated subsidiary) required  to be  included  in our  reports  filed or  submitted  under  the Exchange Act.

(b)  Changes in internal  controls  over  Financial  Reporting.  During the most recent  fiscal  year,  there have not been any  significant  changes in our internal  controls over financial  reporting or in other factors that could have materially  affected,  or are reasonably likely to materially  affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION
     None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Directors  and  Executive  Officers.  The Company has one director and officer as follows:

Name	Age	Position	Since
James B. Wiegand	61	Director and President	July 1996

 Mr.  Wiegand  is president of Amery Coast Corporation,  a financial consulting company. From 1975 until 1996 Mr.  Wiegand was  president  and  director of Solar  Energy  Research Corp., a publicly  traded company which he founded and took public.  Mr. Wiegand obtained  his  Bachelor  of  Science  Mechanical  Engineering  degree  from  the University of Denver in 1969.

Item 10. EXECUTIVE COMPENSATION

Mr.  Wiegand has not  directly  received  compensation  from the Company for his services.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following  table sets forth,  as of  October 31, 2007, each person known by the Company to be the  beneficial  owner of five  percent  or more of the  Company's Common Stock,  all directors  individually and all directors and officers of the Company as a group.  Except as noted, each person has sole voting and investment power with respect to the shares shown.

	Amount and Nature
Name and Address	of Beneficial	Percentage
of Beneficial Owner	Ownership	of Class

James B. Wiegand	400,000	38.1%
16200 WCR 18E
Loveland, CO 80537

All Executive Officers
and Directors as a
Group (1 Person)	400,000	38.1%

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Wiegand contributes office space to the Company. The Company's Board of Directors has  valued  this  contributed office space  at  approximately  $100  per  month,  based on prevailing local market rates.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EX-31	Certification of CEO and CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

EX-32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Form 8-K

There were no reports filed on Form 8-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and audit-Related Fees

During the year ended October 31, 2007, the Company's principal  accountant billed $6,500 in fees that were  directly  associated  with the  preparation of annual audit reports and quarterly review reports.

Tax Fees

The Company's  principal  accountant  did not bill any tax fees during the years ended October 31, 2007.

All Other Fees

The Company's principal  accountant did not bill any other fees during the year ended October 31, 2007.

The officers and directors of  Ambermax II Corporation have determined that the services provided by our Company's principal accountant, as referred to in the above paragraphs,  are compatible with maintaining the principal accountant's independence.

Audit Committee's Pre-Approval Policies and Procedures

Due to the fact that Ambermax II Corporation has only one active officer and director,  the Company does not have an audit committee at this time.

Percentage of Hours Expended

All  hours  expended  on the  principal  accountant's  engagement  to audit  the registrant's   financial  statements  for  the  most  recent  fiscal  year  were attributable  to work  performed by persons that are the principal  accountant's full-time, permanent employees.

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ambermax II Corporation (Registrant)

Date December 13, 2007	By:	/s/ James B. Wiegand
James B. Wiegand President