Form 10QSB
period 2008-04-30
AMBERMAX II CORP
filed 2008-06-05
CIK 1375159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: April 30, 2008	Commission File Number 000-52448

AMBERMAX II CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	22-3936743
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X             No

Number of shares of common stock outstanding as of April 30, 2008: 1,125,000 shares

Transitional Small Business Format:   Yes        No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  X     No

AMBERMAX II CORPORATION
(A Development Stage Company)

AMBERMAX II CORPORATION
(A Development Stage Company)
Balance Sheet
(Unaudited)

April 30,
2008
Assets
Cash	$1,938

Liabilities and Shareholders’ Equity
Liabilities:	$—

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized,
1,125,000 shares issued and outstanding	13,800
Additional paid-in capital	2,200
Deficit accumulated during development stage	(14,062)
Total shareholder’s equity	1,938

Total liabilities and shareholder’s equity	$1,938

See accompanying notes to condensed financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					June 19,
					2006
					(Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	April 30,		April 30,		April 30,
	2008	2007	2008	2007	2008
Operating expenses:
Professional fees	$688	$1,194	$2,515	$3,792	$7,744
Contributed rent, related party (Note 3)	300	300	600	600	2,200
General and administrative	314	1,379	948	1,379	4,118
Total operating expenses	1,302	2,873	4,063	5,771	14,062

Net loss	$(1,302)	$(2,873)	$(4,063)	$(5,771)	$(14,062)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	1,125,000	1,125,000	1,125,000	1,125,000

See accompanying notes to condensed financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Balance at June 19, 2006 (inception)
(Note 1)	—	$—	$—	$—
Common stock issued for Organizational
Costs	800,000	800	—	—

Common stock issued for cash at
$0.04 per share	325,000	13,000	—	—

Office space contributed by an officer	—	—	400	—

Net loss, period ended October 31, 2006	—	—	—	(1,275)

Balance at October 31, 2006	1,125,000	13,800	400	(1,275)

Office space contributed by an officer	—	—	1,200	—

Net loss, year ended October 31, 2007	—	—	—	(8,724)

Balance at October 31, 2007	1,125,000	13,800	1,600	(9,999)

Office space contributed by an officer
(unaudited)	—	—	600	—

Net loss for the six months ended
April 30, 2008 (unaudited)	—	—	—	(4,063)

Balance at April 30, 2008 (unaudited)	1,125,000	$13,800	$2,200	$(14,062)

See accompanying notes to condensed financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 19,
			2006
			(Inception)
	For the Six Months Ended		Through
	April 30,		April 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(4,063)	$(2,898)	$(14,062)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed rent (Note 3)	600	300	2,200
Common stock issued for services	—	—	800
Changes in operating assets and liabilities:
Increase in Accounts payable	—	598	—
Net cash used in
operating activities	(3,463)	(2,000)	(11,062)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Proceeds from common stock sales	—	—	13,000
Net cash provided by
financing activities	—	—	13,000

Net change in cash	(3,463)	(2,000)	1,938

Cash, beginning of period	5,401	12,925	—

Cash, end of period	$1,938	$10,925	$1,938

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING
Common stock issued for services	$—	$—	$800

See accompanying notes to condensed financial statements

AMBERMAX II CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
April 30, 2008

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the six months ended April 30, 2008 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of April 30, 2008, the Company has devoted substantially all of its efforts to financial planning and raising capital.

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
April 30, 2008

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

AMBERMAX II CORPORATION (Registrant)

DATE: June 5, 2008	By:	/s/ James B. Wiegand
James B. Wiegand President